Form 10-K
period 2004-12-31
STRATS SM TRUST FOR GOLDMAN SACHS GROUP, INC. SEC SERIES 2004-14
filed 2005-03-31
CIK 1306432

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     ----

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

          \X\ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2004

                                      or

          \ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

                    Commission File Numbers: 333-111858-09

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

   STRATS(SM) Trust For Goldman Sachs Group, Inc. Securities, Series 2004-14
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                        52-2316339
-------------------------------------------------------------------------------
     (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
  of Incorporation or Organization)


 301 South College, Charlotte, North Carolina                28288
-------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
file requirements for the past 90 days. Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes / /    No /X/

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: Not Applicable.

The registrant has no voting stock or class of common stock that is held by non-affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part IV of this Annual Report: (i) the distribution reports to security holders filed on Form 8-K during the fiscal year, in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(a) hereto, and (ii) the Series Supplement, dated as of November 1, 2004, filed on Form 8-K during the fiscal year.

                               Introductory Note

Synthetic Fixed-Income Securities, Inc. (the "Depositor") is the Depositor in respect of the STRATS(SM) Trust For Goldman Sachs Group, Inc. Securities, Series 2004-14 (the "Trust"), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 26, 2003, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by the STRATS(SM) Certificates Series Supplement 2004-14 (the "Series Supplement") dated as of November 1, 2004 in respect of the Trust. The Trust's assets consist solely of notes issued by The Goldman Sachs Group, Inc. and rights under the Swap Agreement described in the Series Supplement. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

Pursuant to staff administrative positions established in Corporate Asset Backed Corporation (available August 9, 1995), the Trust is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable." Distribution reports detailing receipts and distributions by the Trust are filed after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

The Goldman Sachs Group, Inc., the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). For information on The Goldman Sachs Group, Inc. please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under its Exchange Act file number, 001-14965. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act, by The Goldman Sachs Group, Inc. may be accessed on this site. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities, or the underlying securities themselves, have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                    PART I

Item 1. Business.
----------------

         Not Applicable

Item 2. Properties.
------------------

         Not Applicable

Item 3. Legal Proceedings.
-------------------------

         None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

         None


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
-------------------------------------


     There is no established public trading market for the Certificates. Records provided to the Trust by DTC indicate that as of December 31, 2004, the number of holders of record of the Certificates was: 9.

Item 6. Selected Financial Data.
--------------------------------

         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations.
---------------------

         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

         Not Applicable

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

         Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

         None

Item 9A. Controls and Procedures.
---------------------------------

         Not Applicable

Item 9B. Other Information.
---------------------------

         None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

         Not Applicable

Item 11. Executive Compensation.
-------------------------------

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters.
---------------------------

         None

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

         None

Item 14. Principal Accounting Fees and Services.
------------------------------------------------

         None


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
-------------------------------------------------

         (a)  The following documents have been filed as part of this report.

              1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Goldman Sachs Group, Inc. Securities, Series 2004-14 to the certificateholders for the period from January 1, 2004 through and including December 31, 2004 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:


--------------------------------------------------------------------------------
                     Trust Description            Distribution Date   Filed on
--------------------------------------------------------------------------------
STRATS(SM) Trust For Goldman Sachs Group, Inc.    11-15-2004         11-24-2004
 Securities, Series 2004-14                       12-15-2004         12-29-2004
--------------------------------------------------------------------------------

              2.    None

              3.    Exhibits:


                    4.1 - Series Supplement, dated as of November 1, 2004, is set forth as Exhibit 4.1 on Form 8-K filed with the Securities and Exchange Commission, for Registrant on November 15, 2004, and is incorporated herein by reference.

                    99.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.3 - Report of Aston Bell, CPA.

                    99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2004, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                    99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004, as further described in Item 15(a)(1) above, is incorporated herein by reference.

         (b)  See Item 15(a) above.

         (c)  Not Applicable.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                     By:     /s/ Jimmy Whang
                                             ----------------------------------
                                     Name:   Jimmy Whang
                                     Title:  Director


Dated:  March 28, 2005

                                 EXHIBIT INDEX

------------------- ---------------------------------------------------- ----------------
 Reference Number                 Description of Exhibits                Exhibit Number
 per Item 601 of                                                             in this
  Regulation SK                                                             Form 10-K
------------------- ---------------------------------------------------- ----------------
      (4.1)         Series Supplement, dated as of  November 1, 2004,          4.1
                    is set forth as Exhibit 4.1 on Form 8-K filed with
                    the Securities and Exchange Commission, for
                    Registrant on November 15, 2004, and is
                    incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Certification by Director of the Registrant
                    pursuant to 15 U.S.C. Section 7241, as adopted
      (99.1)        pursuant to Section 302 of the Sarbanes-Oxley Act         99.1
                    of 2002.
------------------- ---------------------------------------------------- ----------------
                    Annual Compliance Report by Trustee pursuant to 15
      (99.2)        U.S.C. Section 7241, as adopted pursuant to               99.2
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
      (99.3)        Report of Aston Bell, CPA.                                99.3
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on November
      (99.4)        24, 2004, as further described in Item 15(a)(1)           99.4
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
      (99.5)        Registrant's Current Report on Form 8-K filed with        99.5
                    the Securities and Exchange Commission on December
                    29, 2004, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------